Form 10QSB
period 1996-03-31
FINANCIAL SECURITY CORP / DE
filed 1996-05-13
CIK 878730

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996             Commission File No. 0-19510

                            FINANCIAL SECURITY CORP.


                 Delaware                               36-3781658
                 --------                               ----------
      (State of other jurisdiction of                (I.R.S. Employer
       incorporated or organization)              Identification Number)

  1209 N. MILWAUKEE AVENUE, CHICAGO,                       60622
  ----------------------------------                       -----
            ILLINOIS                                     (Zip Code)
            --------
  (address of principal executive office)



Registrant's telephone number, including area          (312) 227-7020
code                                                   --------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

              1. YES  X                                  NO
                     ---                                    ---




      Number of shares Common Stock outstanding at the close of business on
      ---------------------------------------------------------------------
            April 30, 1996: 1,550,846 $.01 PAR VALUE OF COMMON STOCK
            --------------------------------------------------------

                            FINANCIAL SECURITY CORP.

                                 AND SUBSIDIARY



                                   FORM 10-QSB


                                      INDEX



PART I.     FINANCIAL INFORMATION                                    PAGE NUMBER

Item 1.     Consolidated Statements of financial Condition
            as of March 31, 1996 (Unaudited) and December
            31, 1995.                                                     3

            Consolidated Statements of Earnings for the Three
            Months ended March 31, 1996 and 1995 (Unaudited)              4

            Consolidated Statements of Cash flows for the Three
            Months ended March 31, 1996 and 1995 (Unaudited)             5-6

            Notes to the Unaudited Consolidated Financial
            Statements                                                   7-9

Item 2.     Management Discussion and Analysis of Financial
            Condition and Results of Operation                          10-14

PART II.    OTHER INFORMATION                                           15-16

            Signatures                                                    17



                                    FINANCIAL SECURITY CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          March 31, 1996          December 31, 1995
                                          --------------          -----------------
                                           (Unaudited)
ASSETS:                                    -----------
- - -------

     Cash and Cash Due from Banks              $     793,845         $    1,143,375
     Interest Earning Deposits                     9,507,854              6,267,332
     Federal Funds Sold                                  -0-                745,696
                                                 ------------        --------------
Total Cash and Cash Equivalents                   10,301,699              8,156,403

     Securities Held to Maturity                   1,152,106              1,341,470
     Securities Available-for-Sale                55,348,869             54,134,691
     Loans Receivable - Net of allowance
      for loan losses of $2,341,662 at
      March 31, 1996 and $2,284,662 at
      December 31, 1995                          186,639,039            190,495,513
     Loans Held for Sale - (Net)                   1,580,340              3,483,448
     Foreclosed Real Estate - (Net)                1,190,996              1,321,009
     Limited Partnership Investment in
      Purchased Mortgage Servicing Rights          9,032,941              8,615,863
     Accrued Interest Receivable                   2,018,333              2,370,350
     Federal Home Loan Bank Stock                  2,075,000              2,187,500
     Premises and Equipment                        3,086,073              3,151,491
     Real Estate Held for Development                416,400                466,400
     Prepaid Expenses and Other Assets             1,123,330              1,333,061
                                               -------------          -------------
TOTAL ASSETS                                   $ 273,965,126          $ 277,057,199
                                               =============          =============

LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

LIABILITIES:
- - ------------
     Deposits                                 $  188,776,784          $ 193,845,087
     Borrowed Funds                               41,500,000             39,344,703
     Advance Payment by Borrowers for
      Taxes and Insurance                            272,150              1,152,685
     Accrued Interest Payable and Other            4,044,353              3,946,861
     Liabilities                                 -----------            -----------
TOTAL LIABILITIES                                234,593,287            238,289,336
                                                 -----------            -----------

STOCKHOLDER'S EQUITY:
     Preferred Stock, $.01 Par Value.
      Authorized 1,000,000 shares;
      None Issued or Outstanding                         -0-                    -0-
     Common Stock, $.01 Par Value.
      Authorized 3,000,000; Issued
      1,769,420; Outstanding 1,523,338                17,694                 17,419
     Additional Paid in Capital                   16,729,847             16,386,274
     Treasury Stock (246,082 shares at
      March 31, 1996 and December 31, 1995.)      (3,826,060)            (3,826,060)
     Retained Earnings (Substantially
      Restricted)                                 27,535,901             26,987,884
     Employee Stock Ownership Plan Loan             (600,000)              (644,703)
     Recognition and Retention Plan Stock
      Awards                                        (292,093)              (326,400)
     Unrealized Gain or (Loss) on
      Securities Available for Sale
      (Net of Income Taxes)                         (193,450)               173,449
                                                -------------           -----------
TOTAL STOCKHOLDERS' EQUITY                        39,371,839             38,767,863
                                                 -----------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $ 273,965,126          $ 277,057,199
                                               =============          =============




                                 FINANCIAL SECURITY CORP.
                                 ------------------------
                            CONSOLIDATED STATEMENTS OF EARNINGS
                            -----------------------------------
                                       (UNAUDITED)
                                       -----------

                                           For the Three Months Ended  For the Three Months Ended
                                                 March 31, 1996            March 31, 1995
                                                 --------------            --------------
INTEREST INCOME:
- - ----------------
     Loans Receivable                             $ 4,007,646               $ 4,193,965
     Securities                                       751,120                   466,773
     Mortgage-backed Securities                       234,704                   255,274
     Interest Earning Deposits and
       Federal Funds Sold                              52,579                    47,354
     Dividends on FHLB Stock                           35,094                    32,507
                                                    ---------                ----------

Total Interest Income:                              5,081,143                 4,995,873
                                                    ---------                 ---------

INTEREST EXPENSE:
- - -----------------
     Deposits:                                      2,342,584                 2,351,963
     Borrowed Funds                                   640,269                   585,938
                                                    ---------                 ---------
Total Interest Expense                              2,982,853                 2,937,901
                                                    ---------                 ---------
Net Interest Income Before Provision
  for Loan Losses                                   2,098,290                 2,057,972
Provision for Loan Losses                              75,000                   100,000
                                                    ---------                   -------
Net Interest Income After Provision
  for Loan Losses                                   2,023,290                 1,957,972
Non Interest Income:
     Gain on Sale Of:
      Loans                                            61,205                       -0-
      Investment Available for Sale                       -0-                    25,000
      Foreclosed Real Estate Loans                    121,333                    54,100
     Insurance Commissions                             16,612                    20,455
     Equity in Earnings of Limited
       Partnership investments in
       Purchased Mortgage Servicing Rights            228,078                   184,985
     Other Income                                      57,051                    32,547
                                                   ----------                ----------
Total Non Interest Income                             484,279                   317,087
Non Interest Expense:
     Compensation and Benefits                        831,779                   757,399
     Office Occupancy and Equipment                   150,594                   157,387
     Federal Deposit Insurance Premiums               114,975                   109,978
     Data Processing                                   80,350                    87,516
     Legal Fees                                         7,198                    30,960
     Adverstising and Promotion                        20,354                    74,614
     Loss from Foreclosed Real Estate
       Operations (Net)                               106,790                    97,326
     Provision for Loss on Securities                 137,592                   127,387
     Provision for Real Estate held-for-
      development                                      50,000                       -0-
     Other                                            271,920                   274,914
                                                   ----------                ----------
Total Non Interest Expense                          1,771,552                 1,717,481
                                                    ---------                 ---------
Income Before Income Taxes                            736,017                   557,578
Income Tax Expense                                    188,000                    54,000
                                                  -----------               -----------
Net Income                                        $   548,017               $   503,578
                                                  ===========               ===========
Net Earnings Per Share:
     Primary                                      $      0.35               $      0.31
                                                  ===========               ===========
     Fully Diluted                                $      0.35               $      0.31
                                                  ===========               ===========



                                     FINANCIAL SECURITY CORP.
                                     ------------------------
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       -------------------------------------------------

                                                    For the Three Months Ended    For the Three Months Ended
                                                          March 31, 1996               March 31, 1995
                                                          --------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $ 548,017                     $ 503,578
    Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
    Depreciation                                                73,521                        86,536
    Deferred income tax expense (benefit)                          -0-                      (101,121)
    Amortization of premiums,
     discounts and deferred loan fees                          (92,589)                       26,273
    Amortization of ESOP and RRP                                79,010                        71,855
    Provisions for Losses:
     Loans Receivable                                           75,000                       100,000
     Foreclosed real estate and real
      estate held-for-development                               50,000                           -0-
     Securities                                                137,592                       127,387
    Gain on Sale of:
     Securities available for sale                                 -0-                       (25,000)
     Foreclosed real estate                                   (121,333)                      (54,100)
     Loans                                                     (61,205)                          -0-
    Purchase of loans held for sale                                -0-                    (1,514,000)
    Proceeds from sale of loans held for sale                1,699,000                     1,442,000
    Equity in earnings of limited partnership
     investment in purchased mortgage servicing rights        (228,078)                     (184,985)
    Decrease in accrued interest receivable, prepaid
     expenses and other assets                               1,071,800                       952,769
    Increase in accrued interest
     payable and other liabilities                              97,492                       977,664
                                                             ---------                     ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 3,328,227                     2,408,856
                                                           -----------                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in loans receivable and
     held for sale                                           3,642,730                      (774,068)
    Principle repayments on:
     Mortgage backed securities                                970,000                       440,000
    Proceeds from maturities and calls
     of securities                                           8,500,000                           -0-
    Increase in mutual funds, net                                  -0-                       (70,932)
    Proceeds from sales of
     Securities available-for-sale                                 -0-                     4,006,000
     Foreclosed real estate                                    549,635                       670,000
    Purchase of:
     Securities available-for-sale                         (11,500,000)                   (8,528,000)
     Premises and equipment                                     (8,103)                      (39,523)
     Federal Home Loan Bank stock
      (purchase) redemption                                    112,500                       (37,500)
     Limited partnership investment
      purchased mortgage servicing rights                          -0-                      (370,000)
                                                             ---------                    -----------

NET CASH PROVIDED BY (USED IN) INVESTING                     2,266,762                    (4,704,023)
 ACTIVITIES                                                  ---------                   ------------

(CONTINUED)




                                  FINANCIAL SECURITY CORP.
                                  ------------------------
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                          ------------------------------------
                                       (UNAUDITED)
                                       -----------



(CONTINUED)                                    For the Three Months Ended   For the Three Months Ended
                                                     March 31, 1996              March 31, 1995
                                                     --------------              --------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                 (5,068,303)                  17,445,115
   Proceeds from borrowed funds                        12,900,000                    2,100,000
   Repayment of borrowed funds                        (10,744,703)                 (13,042,982)
   Purchase of treasury stock                                 -0-                   (1,391,031)
   Proceeds from exercise of stock options                343,848                       27,500
   Cash dividends paid                                        -0-                   (1,569,128)
   Net decrease in advance payments by
    borrowers for taxes and insurance                    (880,535)                  (2,208,526)
                                                         ---------                  -----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                            (3,449,693)                   1,360,948
                                                       -----------                   ---------
Net decrease in cash and cash equivalents               2,145,296                     (934,219)
Cash and cash equivalents at beginning of year          8,156,403                    6,036,418
                                                        ---------                   ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                           $ 10,301,699                  $ 5,102,199
                                                     ============                  ===========
Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the quarter for:
   Interest                                          $  2,982,853                  $ 2,937,901
                                                      -----------                  -----------
   Income Taxes                                               -0-                          -0-
                                                              ---                          ---
  Non-Cash Activities:
  Transfer of loans to foreclosed real estate          $  298,289                    $ 777,140
                                                       ----------                    ---------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to form 10-QSB and
Article 10 of regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

      The preparation of financial statements in conformity with generally accepted accounting principles and with general practices within the thrift industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ from these estimates. Areas involving the use of management's estimates and assumptions, and which are more susceptible to change in the near term, include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities, including FHA Title I securities and collateralized mortgage obligations, the determination and carrying value of impaired loans, the carrying value of loans held for sale, the carrying value of other real estate, the fair value of mortgage servicing rights as they relate to the limited partnership, and the determination of other-than-temporary reductions in the fair value of securities.

      The results of operations and other data for the three months ended March 31, 1996 are not necessarily indictive of results that may be expected for the entire fiscal year ending December 31, 1996.

      The unaudited consolidated financial statements include the accounts of Financial Security Corp. (the "Company") and its wholly owned subsidiary, Security Federal Savings and Loan Association of Chicago (the "Association"), and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(2)

      Other Events. On April 22, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Pinnacle Banc Group, Inc. ("Pinnacle") pursuant to which Pinnacle will acquire the Company with the Company merging into Pinnacle. The Company's wholly-owned subsidiary, Security Federal Savings and Loan Association of Chicago will be held as a separate subsidiary of Pinnacle.

      Under the terms of the Agreement, holders of the Company's common stock will receive $28.50, subject to adjustment, in cash, Pinnacle common stock or a combination thereof for each share.

     The Agreement is subject to approval by the shareholders of the Company and Pinnacle and the approval of the appropriate regulatory authorities.


(3)

      Earnings per share of common stock for the quarter ended March 31, 1996 have been determined by dividing net income by 1,571,791 primary shares and 1,579,198 fully diluted shares respectively; the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method. (See Exhibit 11.0).


(4)   Recapitalization of SAIF and Other Legislative Initiatives

      Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.


(5)   SFAS No. 122

      On January 1, 1996, the Company adopted a Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights ("MSRs") (an amendment to Statement 65)." SFAS 122 provides for the capitalization of MSRs when mortgage loans are either originated or purchased and the underlying loan is sold or securitized with the MSR retained. The statement applies to servicing rights resulting from mortgage loans only and is effective for fiscal years starting after December 15, 1995. The Association is currently not originating mortgage loans for sale and therefore the adoption of SFAS 122 did not have a material impact on the Company.

(6)   SFAS No. 123

      During 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which provides new accounting guidelines over the treatment of employee stock options. The Statement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principles Board Opinion No. 25 and provide pro forma disclosure of the effect of the fair value method within the financial statements. The Statement is effective for financial statements beginning after December 15, 1995. The Company currently intends to adopt the disclosure method of the Statement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's results of operations are primarily dependent upon its net interest income which is the difference between interest on its interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest paid on its interest-bearing liabilities, such as deposits and borrowings. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of non-interest income and expenses. Non-interest income includes transactional fees, loan servicing fees, fees on purchased mortgage servicing rights, real estate operations and fees and commissions form the sales of insurance products through its operating subsidiary. Non-interest expenses primarily consist of salaries and employee benefits, occupancy expenses, federal deposit insurance premiums and other operating expenses.

      The operating results of the Company are also significantly affected by general economic and competitive conditions, the monetary and fiscal policies of federal agencies and the policies of agencies that regulate financial institutions. The cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which is in turn affected by the interest rates at which such loans are made. General economic conditions affect the loan demand and the availability of funds for lending activities.

      During the first  quarter of 1996,  the  yields on  long-term  investments
(such as mortgage loans and U.S. Treasury bonds) have increased moderately, while the yields on short-term investments have remained relatively stable. During the first quarter, the Company's yield on interest earning assets decreased from 8.16% to 7.77% and the cost of funds decreased from 5.38% for fiscal 1995 to 5.29% due to a reduction in deposit rates from 5.10% to 4.99% and borrowing costs from 6.87% to 6.76%, which resulted in a net interest margin of 3.02% as compared to 3.30% at year end 1995.

LIQUIDITY & CAPITAL RESOURCES
- - -----------------------------

      The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles, economic conditions and competition.

      Liquidity management for the Company is both a daily and long-term function of management's strategy. The Company's subsidiary thrift association is required to maintain minimum levels of qualifying liquid assets which are defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. At March 31, 1996, the Association's liquidity ratio was 6.2%.

      The Company continues to maintain adequate liquidity with approximately $10.3 million held in cash and cash equivalents and $56.9 million in investments and loans classified as available-for-sale. If necessary, the Association has additional secured borrowing ability with the Federal Home Loan Bank of Chicago. The Association will continue to use advances from the Federal Home Loan
Bank-Chicago if they prove to be a less costly source of funds or can be invested at a positive rate of return.

      Management's interest rate sensitivity strategy is designed to provide a relatively stable stream of net interest income in moderately varying interest rate environments. Having relatively high levels of cash, cash equivalents, and short to intermediate term securities helps achieve this objective.

      The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received; less interest paid on deposits, were $3.3 million for the three months ended March 31, 1996. Net cash provided by investing activities was $2.3 million for the three months ended March 31, 1996. Disbursements for loan originations, and the purchase of investments available for sale totaled $12.9 million, these were offset by principal collected on loans, mortgage-backed securities, and maturity of securities totaling $14.5 million. Net cash provided by financing activities amounted to $3.5 million for the three months ended March 31, 1996.

      At March 31, 1996, the Company had outstanding commitments of $949,000, all of which were fixed rate loans, with rates ranging from 6.25% to 10.50%. In addition, the Company had $1.0 million in unused lines of credit under its home equity loan program. The weighted average rate on those lines is 9.44%. The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1996 totaled $91.6 million. Management believes that a significant portion of such deposits will remain with the Company and that their maturity and repricing will not have a material adverse impact.

      The current FHLB-Chicago advances mature on a tiered basis over the next four years. Management intends to monitor these advances during their terms and repay or renegotiate such advances as required.

CHANGES IN FINANCIAL CONDITION
- - ------------------------------

      TOTAL ASSETS as of March 31, 1996 amounted to $274.0 million as compared to $277.1 million at December 31, 1995, a decrease of $3.1 million or 1.1%. Total loans as of March 31, 1996, including loans held for sale, amounted to $188.2 million as compared to $194.0 million at December 31, 1995, a decrease of $5.8 million or 3.0%. The decrease in loans resulted from a lack of loan demand and the sales of $1.6 million from loans available-for-sale. During the three months ended March 31, 1996 the Company originated $1.4 million in loans as compared to $5.2 million in the comparable period in 1995, while loan payments increased from $4.4 million in 1995 to $5.0 million in 1996. Total securities amounted to $56.3 million as of March 31, 1996 as compared to $55.4 million in 1995, an increase of $900,000 or 1.6%.

      TOTAL DEPOSITS at March 31, 1996 amounted to $188.8 million as compared to $193.8 million at December 31, 1995 a decrease of $5 million or 2.6%. The decrease in deposits is due mainly to a decrease in certificates of deposit at the Niles office from $16.6 million to $12.3 million. Advances from the Federal Home Loan Bank increased $2.2 million from $38.7 at December 31, 1995 to $40.9 million at March 31, 1996 while the weighted average rate decreased from 6.66% at December 31, 1995 to 6.48% at March 31, 1996.

      STOCKHOLDERS EQUITY at March 31, 1996 amounted to $39.4 million as compared to $38.8 million as of December 31, 1995, an increase of $600,000. This increase was due to net income of $548,000, proceeds from the exercise of employee stock options of $344,000 and contributions from employment benefit plans of $79,000 which was partially offset by a net decrease in market value of the available-for-sale portfolio of $366,000. As of March 31, 1996 the book value per outstanding share of common stock was $25.85 as compared to $25.92 at December 31, 1995. The primary reasons for this decrease were the exercise of shareholder options and the fluctuation in the market value of the available-for-sale portfolio.

      The Office of Thrift Supervision ("OTS") has established three capital standards for thrifts:

- - -   Tangible capital ratio equal to 1.5% of adjusted total assets

- - -   Core capital ratio equal to 3.0% of adjusted total assets

- - -   Risk-based ratio equal to 8.0% of risk weighted assets

The Company's subsidiary significantly exceeds each of the regulatory capital requirements at March 31, 1996. The following table represents the Associations capital ratios:


                              Tangible            Leverage          Risk-Based
                              Capital          (Core) Capital        Capital
(Dollars in Thousands)   ----------------    -----------------  ------------------

Required Capital Ratio              1.50%                3.00%              8.00%

Actual Capital Ratio               11.40%               11.09%             21.30%

Actual Capital                   $ 30,345             $ 29,442           $ 30,836

Required Capital                  $ 3,995               $7,962           $ 11,581

Excess Capital                   $ 26,350             $ 21,480           $ 19,255


      The OTS issued final regulations which set forth the methodology for calculating an interest rate-risk component that is being incorporated in the OTS regulatory capital rules. Under the new regulations, only savings institutions with "above normal" interest rate-risk exposure are required to maintain additional capital. The OTS has deferred implementation of this regulation. As of March 31, 1996 the Association was not subject to any interest rate-risk component.

NON-PERFORMING ASSETS at March 31, 1996 amounted to $7.0 million or 2.6% of total assets as compared to $5.5 million or 2.0% at December 31, 1995. Total non-performing loans and leases amounted to $5.7 million or 3.0% of total loans as compared to 2.1% as of December 31, 1995. The primary reason for the increase in non-performing loans and assets are the commercial office equipment leases purchased from Bennett Family Group, Inc., totaling $1.6 million. On March 28, 1996, the U.S. Attorney's office in New York City charged Patrick Bennett and Bennett Funding Group, a Syracuse, N.Y. company ("Bennett") with securities fraud and perjury in connection with Bennett's offering of up to $80 million in short-and medium-term notes. In addition, the Securities and Exchange Commission ("SEC") filed suit against Mr. Bennett and his related companies. On April 1, 1996, Bennett filed for Chapter 11 bankruptcy protection and ceased payments to investors. It is uncertain what effect, if any, the Bennett litigation will have on the Company. Therefore the Company has classified the leases as non-performing and placed them on non-accrual status. Currently, it is anticipated that the Company may experience a temporary loss of interest on the leases until they can be transferred. However, there can be no assurance the additional losses will not be incurred due to the pending litigation against Bennett.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

      INTEREST INCOME for the three months ended March 31, 1996 amounted to $5.1
      ---------------
million as compared to $5.0 million for the comparable period in 1995, an increase of $.1 million or 2.0%. This increase was attributable primarily to a decrease in the average balances outstanding on interest earning assets which was offset by an increase in the annualized yield from 7.56% in 1995 to 7.77% in 1996.

      INTEREST EXPENSE for the three months ended March 31, 1996 amounted to
      ----------------
$2.98 million compared to $2.94 million for the comparable period in 1995, an increase of $40,000 or 1.4%. This increase was due primarily to increased cost of funds from 5.13% for the quarter ended March 31, 1995 as compared to 5.29% for the comparable period in 1996.

      NET INTEREST income for the three months ended March 31, 1996 amounted to
      ------------
$2.098 million as compared to $2.057 million at March 31, 1995, an increase of $41,000 or .2%. Net interest margin at March 31, 1996 amounted to 3.02% as compared to 2.92% at March 31, 1995. The effect of the increase in rates was offset by decreased balances outstanding during the quarter.

      PROVISION FOR LOAN LOSSES was $75,000 for the quarter ended March 31,
      -------------------------
1996, due to the Bennett leases. While management believes that its allowances for losses are at an adequate level, there can be no assurance that losses will not exceed estimated amounts. Management continues to monitor the allowance in relation to the performance of the Company 's loan portfolio, the economy and changes in real estate values. (See Non-Performing Assets Page 13.)

      NON-INTEREST INCOME for the three months ended March 31, 1996 amounted to
      -------------------
$484,000 as compared to $317,000 for the comparable period in 1995, an increase of $167,000 or 52.7%. This increase was primarily attributable to increased gains on sale of assets of $103,000 and increased income from PMSR's of $43,000.

      NON-INTEREST EXPENSE for the three months ended March 31, 1996 remained
      --------------------
constant at $1.7 million as cost reductions in occupancy, data processing, legal fees, and advertising were offset by increases in compensation, federal deposit insurance premiums, loss on R.E.O. operations and provision for losses on securities.

      INCOME TAX EXPENSE for the three months ended March 31, 1996 amounted to
      ------------------
$188,000 as compared to $54,000 for the comparable period in 1995. This increase was primarily due to increased pre-tax income for the first quarter of 1996 and tax credits pertaining to a low income housing project which were recorded in the first quarter of 1995.

                            FINANCIAL SECURITY CORP.
                                 AND SUBSIDIARY


PART II:    OTHER INFORMATION
- - --------    -----------------

Item 1.     Legal Proceedings.
            The Company and the Association are not engaged in any legal proceedings of a material nature at the present time.

Item 2.     Changes in securities.   (Not applicable.)

Item 3.     Defaults upon senior securities.   (Not applicable.)

Item 4.     Submission of matters to a vote of security holders.

            Proposal 1.  Election of Directors

                                          Shares              Shares Voted             Votes
                                         Voted For   Percent    Against      Percent  Withheld   Percent
                                         ---------   -------  ------------   -------  --------   -------
             Nominees:
               Ivan F. Kovac             1,293,541    86.4%       -0-          -0-%     11,769      0.79%
               Julia Machacek            1,293,641    86.5%       -0-          -0-%     11,669      0.78%

             Proposal 2. Ratification of Appointment of Independent Auditors.

                                          Shares              Shares Voted             Votes
                                         Voted For   Percent    Against      Percent  Withheld   Percent
                                         ---------   -------  ------------   -------  --------   -------
              Nominees:
               Crowe, Chizek & Co        1,257,765    84.1%         38,200     2.55%     9,344      0.6%

              Total Shares Voted                                 1,305,310     87.3%
              Total Shares Unvoted                                 190,520     12.7%
              Total Shares Outstanding                           1,495,830
              Brokers Shares Unvoted                               121,707

Item 5.     Other information.   None.

Item 6.     Exhibits and Reports on Form 8-K.

       1.   Form 8-K dated April 27, 1996, under Item 5.

       2.   The following exhibits are filed as part of this report.
                  3.1  Certificate of Incorporation of Financial Security Corp.*
                  3.2  Bylaws of Financial Security Corp.*
                  4.0  Stock Certificate of Financial Security Corp.*
                 11.0  Statement re. Computation of Earnings Per Share.
                       (filed herewith)
                 27.0  Financial Data Schedule (filed herewith)

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on August 8, 1991 and any amendments thereto, Registration No. 33-42492.

                            FINANCIAL SECURITY CORP.
                                       AND
                                   SUBSIDIARY

                                   SIGNATURES


Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the

registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.



                                                FINANCIAL SECURITY CORP.

Date:  May 13, 1996                 By: /s/ Daniel K. Augustine
       ------------                     ---------------------------------------
                                        Daniel K. Augustine
                                        President,  Chief Executive Officer


Date:  May 13, 1996                 By: /s/ William C. Preissner
       ------------                     ---------------------------------------
                                        William C. Preissner
                                        Vice President, Chief Financial Officer