Form 10QSB/A
period 1996-03-31
FINANCIAL SECURITY CORP / DE
filed 1996-07-01
CIK 878730

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB/A


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

                            FINANCIAL SECURITY CORP.

                                 AND SUBSIDIARY



                                   FORM 10-QSB/A


                                      INDEX



PART I.     FINANCIAL INFORMATION                                    PAGE NUMBER

Item 1.     Consolidated Statements of financial Condition
            as of March 31, 1996 (Unaudited) and December
            31, 1995.                                                     3

            Consolidated Statements of Earnings for the Three
            Months ended March 31, 1996 and 1995 (Unaudited)              4

            Consolidated Statements of Cash flows for the Three
            Months ended March 31, 1996 and 1995 (Unaudited)             5-6

            Notes to the Unaudited Consolidated Financial
            Statements                                                   7-9

Item 2.     Management Discussion and Analysis of Financial
            Condition and Results of Operation                          10-14

PART II.    OTHER INFORMATION                                           15-16

            Signatures                                                    17



                                    FINANCIAL SECURITY CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          March 31, 1996          December 31, 1995
                                          --------------          -----------------
                                           (Unaudited)
ASSETS:                                    -----------
- -------

     Cash and Cash Due from Banks              $     793,845         $    1,143,375
     Interest Earning Deposits                     9,507,854              6,267,332
     Federal Funds Sold                                  -0-                745,696
                                                 ------------        --------------
Total Cash and Cash Equivalents                   10,301,699              8,156,403

     Securities Held to Maturity                   1,152,106              1,341,470
     Securities Available-for-Sale                55,348,869             54,134,691
     Loans Receivable - Net of allowance
      for loan losses of $2,341,662 at
      March 31, 1996 and $2,284,662 at
      December 31, 1995                          186,639,039            190,495,513
     Loans Held for Sale - (Net)                   1,580,340              3,483,448
     Foreclosed Real Estate - (Net)                1,190,996              1,321,009
     Limited Partnership Investment in
      Purchased Mortgage Servicing Rights          9,032,941              8,615,863
     Accrued Interest Receivable                   2,018,333              2,370,350
     Federal Home Loan Bank Stock                  2,075,000              2,187,500
     Premises and Equipment                        3,086,073              3,151,491
     Real Estate Held for Development                416,400                466,400
     Prepaid Expenses and Other Assets             1,123,330              1,333,061
                                               -------------          -------------
TOTAL ASSETS                                   $ 273,965,126          $ 277,057,199
                                               =============          =============

LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

LIABILITIES:
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

      During the first  quarter of 1996,  the  yields on  long-term  investments
(such as mortgage loans and U.S. Treasury bonds) have increased moderately, while the yields on short-term investments have remained relatively stable. During the first quarter, the Company's yield on interest earning assets decreased from 8.16% to 8.02% and the cost of funds decreased from 5.38% for fiscal 1995 to 5.27% due to a reduction in deposit rates from 5.10% to 4.97% and borrowing costs from 6.87% to 6.79%, which resulted in a net interest margin of 3.31% as compared to 3.30% at year end 1995.

LIQUIDITY & CAPITAL RESOURCES
- -----------------------------

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

CHANGES IN FINANCIAL CONDITION
- ------------------------------

      TOTAL ASSETS as of March 31, 1996 amounted to $274.0 million as compared to $277.1 million at December 31, 1995, a decrease of $3.1 million or 1.1%. Total loans as of March 31, 1996, including loans held for sale, amounted to $188.2 million as compared to $194.0 million at December 31, 1995, a decrease of $5.8 million or 3.0%. The decrease in loans resulted from a lack of loan demand and the sales of $1.6 million from loans available-for-sale. During the three months ended March 31, 1996 the Company originated $1.4 million in loans as compared to $5.2 million in the comparable period in 1995, while loan payments increased from $4.4 million in 1995 to $5.0 million in 1996. Total securities amounted to $56.5 million as of March 31, 1996 as compared to $55.5 million in 1995, an increase of $1,000,000 or 1.8%.

      TOTAL DEPOSITS at March 31, 1996 amounted to $188.8 million as compared to $193.8 million at December 31, 1995 a decrease of $5 million or 2.6%. The decrease in deposits is due mainly to a decrease in certificates of deposit at the Niles office from $16.6 million to $12.3 million. Advances from the Federal Home Loan Bank increased $2.8 million from $38.7 at December 31, 1995 to $41.5 million at March 31, 1996 while the weighted average rate decreased from 6.66% at December 31, 1995 to 6.48% at March 31, 1996.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

      INTEREST INCOME for the three months ended March 31, 1996 amounted to $5.1
      ---------------
million as compared to $5.0 million for the comparable period in 1995, an increase of $.1 million or 2.0%. This increase was attributable primarily to a decrease in the average balances outstanding on interest earning assets which was offset by an increase in the annualized yield from 7.56% in 1995 to 8.02% in 1996.

      INTEREST EXPENSE for the three months ended March 31, 1996 amounted to
      ----------------
$2.98 million compared to $2.94 million for the comparable period in 1995, an increase of $40,000 or 1.4%. This increase was due primarily to increased cost of funds from 5.13% for the quarter ended March 31, 1995 as compared to 5.27% for the comparable period in 1996.

      NET INTEREST income for the three months ended March 31, 1996 amounted to
      ------------
$2.098 million as compared to $2.057 million at March 31, 1995, an increase of $41,000 or .2%. Net interest margin at March 31, 1996 amounted to 3.31% as compared to 2.92% at March 31, 1995. The effect of the increase in rates was offset by decreased balances outstanding during the quarter.

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


PART II:    OTHER INFORMATION
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

Date:  July 1, 1996                 By: /s/ Daniel K. Augustine
       ------------                     ---------------------------------------
                                        Daniel K. Augustine
                                        President,  Chief Executive Officer


Date:  July 1, 1996                 By: /s/ William C. Preissner
       ------------                     ---------------------------------------
                                        William C. Preissner
                                        Vice President, Chief Financial Officer