Form 10-Q
period 1996-06-30
FINANCIAL SECURITY CORP / DE
filed 1996-08-07
CIK 878730

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C., 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996               Commission File No. 0-19510

                            FINANCIAL SECURITY CORP.


              Delaware                                36-3781658
              --------                                ----------
   (State of other jurisdiction of                  (I.R.S. Employer
    incorporated or organization)                 Identification Number)

1209 N. MILWAUKEE AVENUE, CHICAGO,                       60622
- ----------------------------------                       -----
            ILLINOIS
            --------
(address of principal executive office)                (Zip Code)




     Registrant's telephone number,
          including area code                         (312) 227-7020
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

                 YES  X                                  NO
                    -----                                    -----



      Number of shares Common Stock outstanding at the close of business on
      ---------------------------------------------------------------------
             July 31, 1996: 1,550,846 $.01 PAR VALUE OF COMMON STOCK
             -------------------------------------------------------

                            FINANCIAL SECURITY CORP.

                                 AND SUBSIDIARY



                                   FORM 10-QSB


                                      INDEX



PART I.     FINANCIAL INFORMATION                               PAGE NUMBER

Item 1.     Consolidated Statements of Financial Condition                3
            as of June 30, 1996 (Unaudited) and December
            31, 1995.

            Consolidated Statements of Earnings for the Three             4
            Months ended June 30, 1996 and 1995 (Unaudited)

            Consolidated  Statements  of Cash Flows for the             5-6
            Three  Months  ended June 30, 1996 and 1995
            (Unaudited)

            Notes to the Unaudited Consolidated Financial               7-9
            Statements

Item 2.     Management Discussion and Analysis of Financial           10-16
            Condition and Results of Operation


PART II.    OTHER INFORMATION                                            17

            Signatures                                                   18

ITEM 1.  FINANCIAL INFORMATION

                               FINANCIAL SECURITY CORP.
                               ------------------------
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    ----------------------------------------------
                                                 June 30, 1996          December 31, 1995
                                                 -------------          -----------------
                                                  (Unaudited)
                                                  -----------
ASSETS:
- -------
     Cash and Cash Due from Banks                $   1,153,826           $   1,143,375
     Interest Earning Deposits                      14,001,678               6,267,332
     Federal Funds Sold                                    -0-                 745,696
                                                 --------------          --------------
Total Cash and Cash Equivalents                     15,155,504               8,156,403

     Securities Held to Maturity                       984,373               1,341,470
     Securities Available-for-Sale                  43,498,985              54,134,691
     Loans  Receivable - Net of allowance
      for loan losses of $2,106,618 at June
      30, 1996 and $2,284,662 at December
      31, 1995.                                    178,803,238             190,495,513
     Loans Held for Sale - (Net)                     1,515,475               3,483,448
     Foreclosed Real Estate - (Net)                  1,142,904               1,321,009

     Limited Partnership Investment in
      Purchased Mortgage Servicing Rights            8,961,257               8,615,863
     Accrued Interest Receivable                     2,049,317               2,370,350
     Federal Home Loan Bank Stock                    2,075,000               2,187,500
     Premises and Equipment                          3,016,002               3,151,491
     Real Estate Held for Development                  416,400                 466,400
     Prepaid Expenses and Other Assets                 833,968               1,333,061
                                                   -----------             -----------
TOTAL ASSETS                                     $ 258,452,423           $ 277,057,199
                                                 =============           =============
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------
LIABILITIES:
- ------------
     Deposits                                    $ 185,679,440           $ 193,845,087
     Borrowed Funds                                 28,200,000              39,344,703
     Advance Payment by Borrowers for
      Taxes and Insurance                            1,178,207               1,152,685
     Accrued Interest Payable and Other
      Liabilities                                    3,553,293               3,946,861
                                                   -----------             -----------
TOTAL LIABILITIES                                  218,610,940             238,289,336
                                                   -----------             -----------
STOCKHOLDER'S EQUITY:
     Preferred Stock, $.01 Par Value.
      Authorized 1,000,000 shares;
      None Issued or Outstanding
                                                           -0-                     -0-
     Common Stock, $.01 Par Value.
      Authorized 3,000,000; Issued
      1,769,928; Outstanding 1,550,846                  17,969                  17,419
     Additional Paid in Capital                     17,004,653              16,386,274
     Treasury Stock (246,082 shares at
      June 30, 1996 and December 31, 1995.)         (3,826,060)             (3,826,060)
     Retained Earnings (Substantially
      Restricted)                                   27,964,521              26,987,884
     Employee Stock Ownership Plan Loan               (550,000)               (644,703)
     Recognition and Retention Plan
      Stock Awards                                    (257,787)               (326,400)
     Unrealized Gain or (Loss) on Securities
      Available for Sale (Net of Income Taxes)        (511,813)                173,449
                                                    -----------             ----------
TOTAL STOCKHOLDERS' EQUITY                          39,841,483              38,767,863
                                                  ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 258,452,423           $ 277,057,199
                                                 =============           =============

                                    FINANCIAL SECURITY CORP.
                                    ------------------------
                               CONSOLIDATED STATEMENTS OF EARNINGS
                               -----------------------------------
                                          (UNAUDITED)
                                          -----------

                                    For the Three Months Ended        For the Six Months Ended
                                             June 30,                          June 30,
                                             --------                          --------
                                      1996             1995               1996           1995
                                      ----             ----               ----           ----
INTEREST INCOME:
- ----------------
Loans                             $ 3,870,354      $ 4,609,404        $ 7,881,870     $ 8,803,369
Deposits & Federal Funds Sold         118,728           35,621            157,174         116,472
Dividends on FHLB Stock                34,919           34,709             70,013          67,216
Investment Securities                 680,568          663,884          1,438,499       1,097,160
Mortgage-backed Securities            210,459          270,195            447,616         525,469
                                      -------          -------            -------         -------
Total Interest Income:              4,915,028        5,613,813          9,995,172      10,609,686
                                    ---------        ---------          ---------      ----------
INTEREST EXPENSE:
- -----------------
  Deposit:                          2,298,628        2,645,945          4,641,212       4,997,908
  Borrowed Funds                      534,158          601,515          1,174,427       1,187,453
                                      -------          -------          ---------       ---------
Total Interest Expense              2,832,786        3,247,460          5,815,639       6,185,361
                                    ---------        ---------          ---------       ---------
Net Interest Income Before
  Provision for Loan Losses         2,082,242        2,366,353          4,179,533       4,424,325
Provision for Loan Losses                 -0-              -0-             75,000         100,000
                                   ----------       ----------         ----------      ----------
Net Interest Income After
  Provision for Loan Losses         2,082,242        2,366,353          4,104,533       4,324,325
Non Interest Income:
  Gain (Loss) on Sale Of:
   Loans Available for Sale            (1,525)           2,500             59,680           2,500
   Investment Securities                  -0-            5,810                -0-          30,810
   Foreclosed Real Estate              89,245           34,711            213,866          88,811
  Insurance Commissions                 8,398           14,513             25,009          34,968
  PMSR's                              148,316          146,053            376,394         331,038
  Other                                61,744          166,966            119,797         199,513
                                       ------          -------            -------         -------
Total Non Interest Income             306,178          370,553            794,746         687,640
                                      -------          -------            -------         -------
Non Interest Expense:
  Compensation and Benefits           859,847          849,764          1,691,626       1,607,163
  Office Occupancy and
   Equipment                          211,604          252,783            434,893         410,170
  Federal Deposit Insurance
   Premiums                           112,514          109,978            227,489         219,956
  Data Processing                      77,791          100,477            163,880         187,993
  Legal Fees                            3,910           28,732             11,108          59,692
  Provision on Losses for
   Investments                        136,408          194,954            274,000         322,341
  Provision for Loss on Real
   Estate Held for Development            -0-              -0-             50,000             -0-
  Loss from Foreclosed Real
   Estate Operations Net               44,033          152,376            154,112         249,702
  Advertising and Promotion            16,703           92,344             43,957         166,958
  Other                               459,990          175,465            646,576         450,379
                                      -------          -------            -------         -------
Total Non Interest Expense          1,922,800        1,956,873          3,697,641       3,674,354
                                    ---------        ---------          ---------       ---------

Income Before Income Taxes            465,620          780,033          1,201,638       1,337,611

Income Tax Expense                     37,000          292,000            225,000         346,000
                                  -----------      -----------         ----------     -----------
Net Income                        $   428,620      $   448,033         $  976,638     $   991,611
                                  ===========      ===========         ==========     ===========
Net Earnings Per Share:
  Primary                              $ 0.27           $ 0.31              $0.61          $ 0.63
                                       ======           ======              =====          ======
  Fully Diluted                        $ 0.27           $ 0.31              $0.61          $ 0.63
                                       ======           ======              =====          ======



                                      FINANCIAL SECURITY CORP.
                                      ------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                            (UNAUDITED)
                                            -----------

                                                 For the Six Months Ended     For the Six Months Ended
                                                      June 30, 1996                 June 30, 1995
                                                      -------------                 -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $ 976,638                    $ 991,611
  Adjustments  to  reconcile  net
   income to Net Cash  provided  by
   (Used In) Operating Activities:
  Depreciation                                               143,907                      176,874
  Deferred Income Taxes                                      (50,000)                   ( 223,133)
  Amortization of Premiums,
   discounts and deferred loan fees                         (163,974)                   ( 273,814)
Additions to Deferred Income and
 Unearned Discounts                                              -0-                      244,190
Amortization of ESOP and RRP                                 163,316                      143,727
Provisions for Losses:
  Loans Receivable                                            75,000                      100,000
  Real Estate Held for Development                            50,000                          -0-
  Investments                                                274,000                      322,341
Loss (Gain) on Sale of:
  Securities Available for Sale                                  -0-                     ( 30,810)
  Foreclosed Real Estate                                    (210,578)                    ( 20,434)
  Loans                                                       59,680                      ( 2,500)
Equity Investment - PMSR's                                  (376,394)                   ( 331,020)
Proceeds from:
  Sale of Loans Held for Sale                              1,614,024                    1,701,000
  Sale of Securities Available for Sale                          -0-                          -0-
Increase (Decrease) in accrued interest
 receivable, prepaid expenses and
 other assets                                                496,463                      822,110
Increase in accrued interest payable
 and other liabilities                                       443,568                    1,237,654
                                                             -------                    ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                3,495,650                   12,838,796
                                                           ---------                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Change in Loans Receivable
   and Held For Sale                                      11,882,731                     (635,453)
  Mortgage Backed Securities                               1,734,000                      819,000
  Proceeds from Sale of Investment
   Securities Available for Sale                                 -0-                    7,981,000
  Proceeds from Maturities of
   Investment Securities                                  19,367,067                          -0-
  Proceeds from Sales of Foreclosed
   Real Estate                                               581,470                    2,375,749
  Purchase of:
   Investment in Limited Partnership
    in PMSR's                                                    -0-                     (691,000)
   Loans Receivable                                              -0-                  ( 1,514,000)
   Mortgage Backed Securities                                    -0-                     ( 43,000)
   Investment Securities                                 (11,500,000)                ( 25,310,722)
   Premises and Equipment                                     (8,418)                    ( 43,266)
   Federal Home Loan Bank Stock
   (Purchase) Redemption                                     112,500                     ( 37,500)
                                                             -------                     ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       22,169,350                 ( 25,080,192)
                                                          ----------                 -------------
(CONTINUED)




                                   FINANCIAL SECURITY CORP.
                                   ------------------------

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                            ------------------------------------

                                        (UNAUDITED)
                                        -----------


(CONTINUED)                                  For the Six Months Ended     For the Six Months Ended
                                                 June 30, 1996                 June 30, 1995
                                                 -------------                 -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in:
  Deposits                                           (8,165,647)                  21,220,062
  Payment of Dividend on Common
   Stock                                                    -0-                  ( 1,569,128)
  Purchase of Treasury Stock                                -0-                  ( 1,391,031)
  Proceeds from Exercise of Stock
   Options                                              618,929                       27,500
  Proceeds from Borrowed Funds                       12,900,000                   12,450,000
  Repayment of Borrowed Funds                       (24,044,703)                ( 17,742,982)
Net Increase (Decrease) in Advance
 Payments by Borrowers for Taxes
 and Insurance                                           25,522                  ( 2,188,757)
                                                         ------                  ------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                               (18,665,899)                  10,805,664
                                                    ------------                  ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     6,999,101                  ( 1,435,732)

Cash and Cash Equivalents at
 Beginning of Period                                  8,156,403                    6,036,418
                                                                                   ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                         $ 15,155,504                  $ 4,600,686
                                                   ------------                  ===========

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the quarter for:
   Interest                                         $ 2,937,939                  $ 2,937,901
                                                    -----------                  -----------
   Income Taxes                                             -0-                  $   159,000
                                                    -----------                  -----------
  Non-Cash Activities:
  Transfer of Loans to Foreclosed
   Real Estate                                      $   192,787                  $   777,140
                                                    -----------                  -----------

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

      The results of operations and other data for the six months ended June 30, 1996 are not necessarily indicitive of results that may be expected for the entire fiscal year ending December 31, 1996.

      The unaudited consolidated financial statements include the accounts of Financial Security Corp. (the "Company") and its wholly owned subsidiary, Security Federal Savings and Loan Association of Chicago (the "Association"), and subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     (2) Other Events. On April 22, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Pinnacle Banc Group, Inc. ("Pinnacle") pursuant to which Pinnacle will acquire the Company with the Company merging into Pinnacle (the "Merger"). The Company's wholly-owned subsidiary, Security Federal Savings and Loan Association of Chicago will be held as a separate subsidiary of Pinnacle.

      Under the terms of the Agreement, holders of the Company's common stock will receive $28.50, in cash, Pinnacle common stock or a combination thereof for each share, subject to adjustment.

      The Company has retained Hovde Financial Inc., an investment banking firm as its financial advisor for a fee of approximately $470,000, which is contingent upon consumation of the merger. Of this fee $122,000 has been paid and included in expense for the second quarter of 1996 and $348,000 will be due and payable on the date of the closing.

      The Agreement is subject to approval by the shareholders of the Company and Pinnacle and the approval of the appropriate regulatory authorities.


(3)

      Earnings per share of common stock for the six months ended June 30, 1996 have been determined by dividing net income by 1,590,207 primary shares and 1,593,802 fully diluted shares respectively; the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in the earnings per share calculations. Common stock equivalents are computed using the treasury stock method. (See Exhibit 11.0).


(4)   Recapitalization of SAIF and Other Legislative Initiatives

     Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, and revision of thrift and bank charters are still pending before Congress. Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.


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

(6) SFAS No. 123

      During 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which provides new accounting guidelines over the treatment of employee stock options. The Statement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principles Board Opinion No. 25 and provide proforma disclosure of the effect of the fair value method within the financial statements. The Statement is effective for financial statements beginning after December 15, 1995. The Company currently intends to adopt the disclosure method of the Statement.


(7)

     In June of 1996 the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 125 (SFAS 125) "Accounting for Transfers and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 applies to transfers and extinguishments after December 31, 1996 and early or retroactive application is not permitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's results of operations are primarily dependent upon its net interest income which is the difference between interest on its interest-earning assets, such as loans, mortgage-backed securities and investment securities, and interest paid on its interest-bearing liabilities, such as deposits and borrowings. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. The Company's results of operations are also affected by the provision for loan losses and the level of non-interest income and expenses. Non-interest income includes transactional fees, loan servicing fees, fees on purchased mortgage servicing rights, real estate operations and fees and commissions from the sales of insurance products through its operating subsidiary. Non-interest expenses primarily consist of salaries and employee benefits, occupancy expenses, federal deposit insurance premiums and other operating expenses.

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

      During the first six months of 1996, the Company's yield on interest earning assets decreased from 8.16% to 7.86% and the cost of funds decreased from 5.38% for fiscal 1995 to 5.10% due to a reduction in deposit rates from 5.10% to 4.91% and borrowing costs from 6.87% to 6.15% which resulted in a net interest margin of 3.32% as compared to 3.30% at year end 1995.

LIQUIDITY & CAPITAL RESOURCES
- -----------------------------

      The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles, economic conditions and competition.

      Liquidity management for the Company is both a daily and long-term function of management's strategy. The Company's subsidiary thrift association is required to maintain minimum levels of qualifying liquid assets which are defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. At June 30, 1996, the Association's liquidity ratio was 8.7%.

      The Company continues to maintain adequate liquidity with approximately $15.2 million held in cash and cash equivalents and $44.5 million in investments and loans classified as available-for-sale. If necessary, the Association has additional secured borrowing ability with the Federal Home Loan Bank of Chicago. The Association will continue to use advances from the Federal Home Loan
Bank-Chicago if they prove to be a less costly source of funds or can be invested at a positive rate of return.

      Management's interest rate sensitivity strategy is designed to provide a relatively stable stream of net interest income in moderately varying interest rate environments. Having relatively high levels of cash, cash equivalents, and short to intermediate term securities helps achieve this objective.

      The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received; less interest paid on deposits, were $3.8 million for the six months ended June 30, 1996. Net cash provided by investing activities was $21.8 million for the six months ended June 30, 1996. Disbursements for loan originations, and the purchase of investments available for sale totaled $16.7 million, these were offset by principal collected on loans, mortgage-backed securities, and maturity of securities totaling $38.3 million. Net cash used in financing activities amounted to $18.6 million for the six months ended June 30, 1996.

      At June 30, 1996, the Company had outstanding commitments of $927,000, all of which were fixed rate loans, with rates ranging from 7.25% to 10.25%. In addition, the Company had $1.1 million in unused lines of credit under its home equity loan program. The weighted average rate on those lines is 9.46%. The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1996, totaled $93.0 million. Management believes that a significant portion of such deposits will remain with the Company and that their maturity and repricing will not have a material adverse impact.

      The current FHLB-Chicago advances mature on a tiered basis over the next four years. Management intends to monitor these advances during their terms and repay or renegotiate such advances as required.

CHANGES IN FINANCIAL CONDITION
- ------------------------------

     TOTAL ASSETS as of June 30, 1996 amounted to $258.5 million as compared to $277.1 million at December 31, 1995, a decrease of $18.6 million or 6.7%. Total loans as of June 30, 1996, including loans held for sale, amounted to $180.3 million as compared to $194.0 million at December 31, 1995, a decrease of $13.7 million or 7.1%. The decrease in loans resulted from a lack of loan demand and the sales of $1.6 million from loans available-for-sale. During the six months ended June 30, 1996 the Company originated $5.0 million in loans as compared to $10.8 million in the comparable period in 1995, while loan repayments increased from $10.1 million in 1995 to $13.1 million in 1996. Total securities amounted to $44.5 million as of June 30, 1996 as compared to $55.5 million in 1995, a decrease of $11.0 million or 19.8%.

      TOTAL DEPOSITS at June 30, 1996 amounted to $185.7 million as compared to $193.8 million at December 31, 1995 a decrease of $8.1 million or 4.2%. The decrease in deposits is due mainly to a decrease in certificates of deposit at the Niles office from $16.6 million to $12.0 million. Advances from the Federal Home Loan Bank decreased $10.5 million from $38.7 at December 31, 1995 to $28.2 million at June 30, 1996 while the weighted average rate increased from 6.66% at December 31, 1995 to 6.74% at June 30, 1996.

      STOCKHOLDERS EQUITY at June 30, 1996 amounted to $39.8 million as compared to $38.8 million as of December 31, 1995, an increase of $973,000. This increase was due to net income of $977,000, proceeds from the exercise of employee stock options of $619,000 and contributions from employment benefit plans of $163,000 which was partially offset by a net decrease in market value of the available-for-sale portfolio of $685,000. As of June 30, 1996 the book value per outstanding share of common stock was $25.69 as compared to $25.92 at December 31, 1995. The primary reasons for this decrease were the exercise of shareholder options and the fluctuation in the market value of the available-for-sale portfolio.

      The Office of Thrift Supervision ("OTS") has established three capital standards for thrifts:

      Tangible capital ratio equal to 1.5% of adjusted total assets

      Core capital ratio equal to 3.0% of adjusted total assets

      Risk-based ratio equal to 8.0% of risk weighted assets

The Company's subsidiary significantly exceeds each of the regulatory capital requirements at June 30, 1996. The following table represents the Associations capital ratios:



                                Tangible            Leverage             Risk-Based
 (Dollars in Thousands)         Capital          (Core) Capital           Capital
                            ---------------    -----------------     ----------------
Required Capital Ratio              1.50%                3.00%                 8.00%

Actual Capital Ratio               11.77%               11.77%                21.62%

Actual Capital                   $ 29,812             $ 29,812              $ 31,186

Required Capital                  $ 3,801               $7,602              $ 11,537

Excess Capital                   $ 26,011             $ 22,210              $ 19,649



      The Office of Thrift Supervision (OTS) issued final regulations which set forth the methodology for calculating an interest rate-risk component that is being incorporated in the OTS regulatory capital rules. Under the new regulations, only savings institutions with "above normal" interest rate-risk exposure are required to maintain additional capital. The OTS has deferred implementation of this regulation. As of June 30, 1996 the Association was not subject to any interest rate-risk component.

     NON-PERFORMING ASSETS at June 30, 1996 amounted to $6.9 million or 2.5% of total assets as compared to $5.5 million or 2.0% at December 31, 1995. Total non-performing loans and leases amounted to $5.2 million or 2.8% of total loans as compared to 2.1% as of December 31, 1995. The primary reason for the increase in non-performing loans and assets are the commercial office equipment leases purchased from Bennett Family Group, Inc., totaling $1.6 million. On March 28, 1996, the U.S. Attorney's office in New York City charged Patrick Bennett and Bennett Funding Group, a Syracuse N.Y. company ("Bennett") with securities fraud and perjuring in connection with Bennett's offering of up to $80 million in short-and-medium-term notes. In addition, the Securities and Exchange Commission ("SEC") filed suit against Mr. Bennett and his related companies. On April 1, 1996, Bennett filed for Chapter 11 bankruptcy protection and ceased payments to investors. It is uncertain what effect, if any, the Bennett litigation will have on the Company. Therefore the Company has classified the leases as non-performing and placed them on non-accrual status. Lease payments are currently being received by the bankruptcy trustee. It is anticipated that the Company may experience a temporary loss of interest on the leases until they can be transferred from the trustee. During the first quarter of 1996, the Company provided a loss reserve of 75,000, however, there can be no assurance that additional losses will not be incurred due to the pending litigation against Bennett.
                                       13

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

      INTEREST  INCOME  for the  three  months  ended  June 30,  1996  decreased
      ----------------
$700,000 or 12.5% to $4.9 million as of June 30, 1996 from $5.6 million as of June 30, 1995. The decrease in interest income is due primarily to a decline in loan and investment security balances outstanding.

      INTEREST EXPENSE for the three months ended June 30, 1996 amounted to $2.8
      ----------------
million as compared to $3.2 million for the comparable period in 1995, a decrease of $400,000 or 12.5%. This decrease was due primarily to decline in deposit balances during the quarter of $3.1 million, borrowed funds of $13.3 million and a decrease in the average cost of funds from 5.5% for 1995 to 5.10% in 1996.

      NET INTEREST  INCOME for the three  months  ended June 30, 1996  decreased
      --------------------
$300,000 from $2.4 million for 1995 to $2.1 million for 1996. This decrease was primarily due to a decrease in average balances outstanding, while the net interest margin increased .02% during the quarter ended June 30, 1996 from 3.30% at March 31, 1996.

      PROVISION  FOR LOAN LOSSES were not recorded  for the quarters  ended June
      --------------------------
30, 1996 and 1995. Management continues to monitor the allowance in relation to the performance of the Company's loan and lease portfolio, the economy and changes in real estate values. See discussion regarding non-performing assets in "Changes in Financial Condition" section.

      NON-INTEREST  INCOME for the three months ended June 30, 1996  amounted to
      --------------------
$306,000 as compared to $371,000 for the comparable period in 1995, a decrease of $65,000. This decrease was primarily attributable to non-recurring interest on prior years income tax refunds recorded in 1995 of $107,000, which was partially offset by increased gains on sale of foreclosed real estate of $55,000.

      NON-INTEREST  EXPENSE for the three months ended June 30, 1996 amounted to
      ---------------------
$1.9 million as compared to $2.0 million for the comparable period in 1995 a decrease of $100,000. The decrease was primarily attributable to decreases of expense of foreclosed real estate operations of $108,000, provision for losses on investments of $59,000, data processing expense of $23,000, occupancy expense of $41,000 and accounting and audit fees of $43,000 which were offset by legal fees of $152,000 and financial advisory fees of $122,000 associated with the Merger. Upon completion of the Merger approximately $350,000 in additional financial advisory fees will be due and payable.

      INCOME TAX EXPENSE for the three  months  ended June 30, 1996  amounted to
      ------------------
$37,000 as compared to $292,000 for the comparable period in 1995, a decrease of $255,000. This decrease was due primarily to low housing credits of $75,000 recorded in the second quarter of 1996. If the low income housing credit were not recorded the tax expense would have been $112,000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

      INTEREST  INCOME for the six months ended June 30, 1996  amounted to $10.0
      ----------------
million as compared to $10.6 million for the comparable period in 1995, a decrease of $600,000 or 5.7%. This decrease was due primarily to decreased loan and investment balances outstanding during the first half of 1996 and a decrease in the average yield of .30%.

      INTEREST  EXPENSE for the six months ended June 30, 1996  amounted to $5.8
      -----------------
million as compared to $6.2 million for the comparable period in 1995, a decrease of $400,000 or 6.5%. This decrease was due primarily to decreased balances on deposits and borrowed funds and by a decrease in the cost of funds of .28% as short term rates on deposits remained low and higher cost borrowings were paid off during the first half of 1996.

      NET INTEREST  INCOME  before  provision for loan losses for the six months
      --------------------
ended June 30, 1996 amounted to $4.2 million as compared to $4.4 million for the comparable period in 1995, a decrease of $200,000 or 4.5%. This decrease was due primarily to a decrease in average interest earning assets of $9.9 million during the first half of 1996 while the net interest margin increased .02%.

      PROVISION  FOR LOAN LOSSES during the first six months of 1996 amounted to
      --------------------------
$75,000 as compared to $100,000 for the comparable period in 1995. Total non-performing loans and leases as of June 30, 1996 amounted to $5.2 million as compared to $6.1 million as of June 30, 1995. Management continues to monitor the allowance in relation to the performance of the Company's loan and lease portfolio, the economy and changes in real estate values. See discussion regarding non-performing assets in "Changes in Financial Condition" section.

      NON-INTEREST  INCOME for the first six months of 1996 amounted to $795,000
      --------------------
as compared to $688,000 for the comparable period in 1995, an increase of $107,000 or 15.6%. This increase was primarily attributable to increased gains on sale of loans and foreclosed real estate totaling $182,000 and increased earnings on PMSR's of $45,000 which were offset by decreases in gains on sale of securities of $30,800 and non-recurring interest on prior year's income tax refunds recorded in 1995 of $107,000.

      NON-INTEREST  EXPENSE for the first six months of 1996  increased  $24,000
      ---------------------
from $3,674,000 to $3,698,000. The increases were primarily attributable to increases in compensation and benefits of $85,000, occupancy expense of $25,000, provision for loss on real estate held for development of $50,000 and Merger expenses of $274,000 which were partially offset by decreases in data processing costs of $24,000, audit fees of $48,000, legal fees of $49,000, provision for loss on investments of $48,000, loss from foreclosed real estate operations of $96,000 and advertising and promotion of $123,000.

      INCOME TAX  EXPENSE  for the six months  ended June 30,  1996  amounted to
      -------------------
$225,000 as compared to $346,000 for the comparable period in 1995, a decrease of $121,000. This decrease was primarily due to decreased taxable income of $136,000 and the low income housing tax credit of $75,000. If these had not been recorded, tax expense would approximate $300,000.

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

Item 4.          Submission of Matters to a Vote of Security Holders.  None.

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

         2.      Reports on Form 8-K
                 A Form 8-K was filed on April 23, 1996 announcing the Agreement and Plan of Reorganization dated April 22, 1996 between Pinnacle Banc Group, Inc. and Financial Security Corp.

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





                                                    FINANCIAL SECURITY CORP.

Date:  August 7, 1996               By:  /s/ Daniel K. Augustine
       --------------                    -------------------------------------
                                         Daniel K. Augustine
                                         President,  Chief Executive Officer



Date:  August 7, 1996               By:  /s/ William C. Preissner
       --------------                    -------------------------------------
                                         William C. Preissner
                                         Vice President, Chief Financial Officer